Form 10-K
period 1997-12-31
THAI ROMO LTD; RUTHERFORD MORAN EXPLORATION CO; THAI ROMO HOLDINGS INC
filed 1998-04-29
CIK 1060366, 1060364, 1060365

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                        COMMISSION FILE NUMBER 000-20849

                                THAI ROMO LIMITED
                            THAI ROMO HOLDINGS, INC.
                      RUTHERFORD-MORAN EXPLORATION COMPANY

           (Exact name of Registrants as specified in their Charters)

             KINGDOM OF THAILAND                         75-2287571
                  DELAWARE                               76-0511017
                  DELAWARE                               76-0321674
     (State or other jurisdiction of                    (IRS Employer
      incorporation or organization)                   Identification No.)

              5 GREENWAY PLAZA
                  SUITE 220
               HOUSTON, TEXAS                                77046
  (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (713) 622-5555

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

No common equity of any of the Registrants is held by non-affiliates, except for certain nominal interests of Thai Romo Limited.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Rutherford-Moran Oil Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, filed March 31, 1998, as amended by Rutherford-Moran Oil Corporation's Amendment No. 1 on Form 10-K/A, filed April 29, 1998, are incorporated by reference in this report.

===============================================================================

                                PRELIMINARY NOTE

    Rutherford-Moran Oil Corporation ("RMOC") is a holding corporation that owns all of its assets and conducts all of its business through its subsidiary, Thai Romo Limited ("Thai Romo") and its affiliate, B8/32 Partners, Ltd. ("B8/32 Partners"), each a company existing under the laws of Thailand. RMOC is the parent company of Rutherford-Moran Exploration Company ("RMEC") and Thai Romo Holdings, Inc. ("TRH"), which collectively own the outstanding shares of Thai Romo, except for certain nominal interests. Thai Romo owns 46.34% of B8/32 Partners. No separate financial information for RMEC, TRH, Thai Romo or B8/32 Partners has been provided or incorporated by reference in this report because:
(i) RMOC does not itself conduct any operations, but rather all operations of RMOC and its subsidiaries are conducted by Thai Romo and B8/32 Partners; (ii) RMOC has no material assets other than its ownership in RMEC, TRH, Thai Romo and B8/32 Partners; and (iii) substantially all of the assets and liabilities shown in the consolidated financial statements of RMOC are located in RMEC, TRH, Thai Romo and RMOC's proportionate interest in B8/32 Partners.

                                     PART I

         The information contained in Part I of the Annual Report on Form 10-K of RMOC for the year ended December 31, 1997, filed March 31, 1998, as amended by RMOC's Amendment No. 1 on Form 10-K/A, filed April 29, 1998, (such Form 10-K, as amended, the "RMOC Form 10-K") is incorporated by reference in this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         RMOC is the parent company of RMEC and TRH, which collectively own the outstanding shares of Thai Romo, except for certain nominal interests. The information contained in Item 5 of the RMOC Form 10-K is incorporated by reference in this report.

ITEM 6.  SELECTED FINANCIAL DATA

         The information contained in Item 6 of the RMOC Form 10-K is incorporated by reference in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in Item 7 of the RMOC Form 10-K is incorporated by reference in this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of RMOC, together with the independent auditors' report thereon from KPMG Peat Marwick LLP, appearing on pages 21 through 39 of the RMOC Form 10-K are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

         The information contained in Part III of the RMOC Form 10-K is incorporated by reference in this report.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

(a) 1.  Financial Statements

         The following financial statements and the Reports of Independent Public Accountants are incorporated by reference from the RMOC Form 10-K as a part of this report:

Independent Auditors' Report

  Consolidated Statements of Operations, for the year ended December 31, 1997, the periods June 18, 1996 through December 31, 1996 (Company), and January 1, 1996 through June 17, 1996 and for the year ended December 31, 1995 (Predecessors)

  Consolidated Balance Sheets, December 31, 1997 and December 31, 1996 (Company)

  Consolidated Statements of Changes in Stockholders' and Predecessors' Equity, for the year ended December 31, 1997 and periods June 18, 1996 through December 31, 1996 (Company), and January 1, 1996 through June 17, 1996 and for the year ended December 31, 1995 (Predecessors)

  Consolidated Statements of Cash Flows, for the year ended December 31, 1997, the periods June 18, 1996 through December 31, 1996 (Company), and January 1, 1996 through June 17, 1996 and for the year ended December 31, 1995 (Predecessors)

Notes to Consolidated Financial Statements

2. Financial Statements Schedules

     Financial statement schedules have been omitted because they are not applicable for the information required therein or are included elsewhere in the financial statements or notes thereto.

3. Exhibits

    EXHIBIT
    NUMBER                   DESCRIPTION
    -------                  -----------
     *3.1           -- Restated Certificate of Incorporation of RMOC.
     *3.2           -- Bylaws of RMOC dated April 1, 1996.
   ***3.3           -- Certificate of Incorporation of Rutherford-Moran
                       Exploration Company
   ***3.4           -- Bylaws of Rutherford-Moran Exploration Company
   ***3.5           -- Certificate of Incorporation of Thai Romo Holdings, Inc.
   ***3.6           -- Bylaws of Thai Romo Holdings, Inc.
   ***3.7           -- Articles of Association of Thai Romo Limited

  ****4.1           -- Indenture between Rutherford-Moran Oil Corporation
                       and Bank of Montreal Trust Company, as trustee dated
                       as of September 29, 1997.
  ****4.2           -- Form of Note between Rutherford-Moran Oil
                       Corporation and Bank of Montreal Trust Company, as trustee relating to 10.75% Senior Subordinated Notes due 2004.
    *10.1           -- Ministry of Industry Petroleum Concession dated August
                       1, 1991, awarded to Thai Romo, Thaipo and Maersk Oil.
    *10.2           -- Ministry of Industry Supplementary Petroleum Concession
                       (No. 1) to Petroleum Concession No. 1/2534/36 dated
                       March 6, 1992, awarded to Maersk Oil (Thailand) Ltd. and Thaipo Limited and Thai Romo Limited.
    *10.3           -- Ministry of Industry Supplementary Petroleum Concession
                       (No. 2) to Petroleum Concession No. 1/2535/36 dated September 4, 1995, awarded to Thaipo Limited and Thai Romo Limited.
    *10.4           -- Joint Operating Agreement to be effective as of March
                       3, 1995 among Thai Romo, Thaipo and Sophonpanich.
    *10.5           -- Joint Operating Agreement dated August 1, 1991 among
                       Thai Romo, Thaipo, Maersk Oil and Sophonpanich.
    *10.6           -- Gas Sales Agreement dated November 7, 1995 between
                       Petroleum Authority of Thailand, Thai Romo, Thaipo, and Sophonpanich.
 ****10.7           -- First Amendment to the Gas Sales Agreement dated
                       November 12, 1997 between Petroleum Authority of Thailand and B8/32 Partners Limited, Thaipo Limited, Thai Romo Limited and Palang Sophon Limited
    *10.8           -- Bareboat Charter Agreement dated February 9, 1996 between
                       Tantawan Production B.V. and Tantawan Services, L.L.C.
    *10.9           -- Operating Agreement between SBM Marine Services Thailand
                       Ltd. and Tantawan Services, L.L.C. dated
                       February 9, 1996.
   *10.10           -- Guaranty and Indemnity Agreement dated February 9,
                       1996, by Thai Romo to Tantawan Production B.V.
   *10.11           -- Guaranty and Indemnity Agreement dated February 9,
                       1996, by Thai Romo to SBM Marine Services Thailand Ltd.
   *10.12           -- 1996 Key Employee Stock Plan (and form of option and
                       stock agreements).
   *10.13           -- 1996 Non-Employee Director Stock Option Plan (and form
                       of option agreement).
   *10.14           -- Letter Agreement dated March 28, 1996 with David
                       Chavenson.
 ***10.15           -- $150,000,000 Revolving Credit Facility dated as of
                       December 3, 1997 with The Chase Manhattan Bank as
                       Lender and Agent.
   *10.16           -- Registration Rights Agreement.
  **10.17           -- Share Sale Agreement between Maersk Olie Og and Thai Romo
                       Limited dated January 13, 1997
*****21.1           -- Subsidiaries of RMOC.
*****27.1           -- Financial Data Schedule


---------------

    * Incorporated by reference from RMOC's Registration Statement on Form S-1, as amended (File No. 333-4122).

   ** Incorporated by reference from RMOC's Form 8-K dated March 3, 1997.

  *** Incorporated by reference from RMOC's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

 **** Incorporated by reference from RMOC's Registration Statement on Form S-4, as amended (File No. 333-41015).

***** Incorporated by reference from RMOC's Annual Report on Form 10-K for the period ended December 31, 1997.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the fourth quarter of the year ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               RUTHERFORD-MORAN EXPLORATION
                                               COMPANY


                                               By: /s/ Patrick R. Rutherford
                                                  ----------------------------
                                                       Patrick R. Rutherford
                                                       President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



             SIGNATURE                               TITLE                       DATE
             ---------                               -----                       ----

   /s/ Patrick R. Rutherford                 President and Director          April 29, 1998
-----------------------------------           (Principal Executive
       Patrick R. Rutherford                        Officer)


    /s/ David F. Chavenson                   Treasurer and Director          April 29, 1998
-----------------------------------           (Principal Financial
        David F. Chavenson                   Officer and Principal
                                              Accounting Officer)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THAI ROMO HOLDINGS, INC.


                                          By:  /s/ Patrick R. Rutherford
                                             --------------------------------
                                                   Patrick R. Rutherford
                                                   President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             SIGNATURE                               TITLE                       DATE
             ---------                               -----                       ----

   /s/ Patrick R. Rutherford                 President and Director          April 29, 1998
-----------------------------------           (Principal Executive
       Patrick R. Rutherford                        Officer)


    /s/ David F. Chavenson                   Treasurer and Director          April 29, 1998
-----------------------------------           (Principal Financial
        David F. Chavenson                   Officer and Principal
                                              Accounting Officer)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THAI ROMO LIMITED


                                           By: /s/ Patrick R. Rutherford
                                              --------------------------------
                                                   Patrick R. Rutherford
                                                   Director and
                                                   Principal Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             SIGNATURE                               TITLE                       DATE
             ---------                               -----                       ----
   /s/ Patrick R. Rutherford                  Director (Principal            April 29, 1998
-----------------------------------            Executive Officer)
       Patrick R. Rutherford


    /s/ David F. Chavenson                     Director (Principal           April 29, 1998
-----------------------------------           Financial Officer and
        David F. Chavenson                    Principal Accounting
                                                    Officer)